Form 10-K
period 2021-12-31
Sequoia Mortgage Trust 2013-6
filed 2022-03-30
CIK 1574593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Item 6. [Reserved]

Omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8. Financial Statements and Supplementary Data.

Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A. Controls and Procedures.

Omitted.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

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

Item 1117 of Regulation AB, Legal Proceedings.

There is no significant update regarding the litigation matters described in Redwood’s Form 10-K for the year ended December 31, 2021 under the heading “Item 1117 of Regulation AB, Legal Proceedings.”

The depositor has been notified by Wells Fargo Bank, N.A. (“Wells Fargo”) of material pending legal proceedings to which Wells Fargo is subject in connection with its role as trustee on certain RMBS transactions. This Sequoia transaction is not a party to nor subject to the pending legal proceedings.

The disclosure that the depositor received from Wells Fargo is included here:

Wells Fargo Bank, N.A.

In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (NCUA) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, alleging claims against Wells Fargo Bank in its capacity as trustee for a number of residential mortgage-backed securities trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Wells Fargo Bank previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation. In March 2021, the Company entered into an agreement to resolve the case filed by the NCUA.

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

On November 1, 2021, Wells Fargo Bank, N.A. transferred substantially all of its Corporate Trust Services business to Computershare Trust Company, N.A. and its affiliates. For certain transactions where one or more of Wells Fargo Bank, N.A.’s roles did not transfer to Computershare Trust Company, N.A. on November 1, 2021, Wells Fargo Bank, N.A. engaged Computershare Trust Company, N.A. as its agent to perform certain duties under the related transaction documents. Therefore, the reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance of Computershare Trust Company, N.A., as agent to Wells Fargo Bank, N.A. in its capacities as master servicer and custodian are included under Item 15.

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

Material Instance of Noncompliance by the Company

Management’s assessment of compliance with the Pre-Sale Applicable Servicing Criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB for the Period, disclosed  that a material instance of noncompliance occurred with respect to the servicing criterion set forth in Item  1122(d)(2)(v) for the Pre-Sale Period as follows.

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

Management’s Discussion of the Material Instance of Noncompliance During the Pre-Sale Period

1122(d)(2)(v) – Maintenance of Custodial Accounts:

(a)The transaction agreements for the RMBS Master Servicing Platform transactions require the institutions maintaining custodial accounts for each transaction to satisfy certain eligibility criteria. Generally, such eligibility criteria can be satisfied if the institution holding the account either (i) possesses requisite long and/or short-term credit ratings from the specified rating agency(ies) (collectively, the “Requisite Ratings”), or (ii) satisfies one of the other alternative means of establishing account eligibility (collectively, “Alternative Means”). For the Pre-Sale Period, Management has determined that certain custodial accounts held at Wells Fargo for certain transactions in the RMBS Master Servicing Platform were not maintained “as set forth in the transaction agreements” because (i) the Company’s or the Company’s holding company, as applicable, long and/or short-term issuer ratings during the Pre-Sale Period were lower than the related Requisite Ratings thresholds for such transactions, and (ii) there was no Alternative Means during the Pre-Sale Period to satisfy account eligibility requirements for such transactions.

(b)In December 2019, for approximately 1,200 transactions that were on the RMBS Master Servicing Platform at the time, the Company sent notices to investors and certain transaction parties, including trustees, for which the Company, at the time, believed there was, or could be, account eligibility noncompliance (the “December 2019 Notice”). Based on its review, the Company concluded in its 2019 and 2020 Assessments of Compliance with Applicable Servicing Criteria that the scope of (i.e. number of impacted transactions with) account eligibility noncompliance for the RMBS Master Servicing Platform was less than half of the approximately 1,200 RMBS Master Servicing Platform transactions listed on the December 2019 Notice.

(c)Management believes that, as of the end of the Pre-Sale Period, less than one third of the 1,450 RMBS Master Servicing transactions listed on Appendix A to this 2021 Assessment of Compliance with Applicable Servicing Criteria have account eligibility noncompliance. During the Pre-Sale Period, in response to questions it received from some trustees for some transactions with account eligibility noncompliance, the Company provided information to such trustees on the status of remediating transactions with account eligibility noncompliance. During the Pre-Sale Period, it was determined that one additional RMBS Master Servicing Platform transaction with account eligibility noncompliance that was not included on the December 2019 Notice. With the sale of the Corporate Trust Services division to Computershare on November 1, 2021, Computershare either as Wells Fargo’s agent or as successor to Wells Fargo’s master servicing role (when and if such succession occurs), has taken responsibility for remediating RMBS Master Servicing Platform transactions with account eligibility noncompliance since, in either capacity, it is performing the activities related to Item 1122(d)(2)(v).

(d)Although the lack of Requisite Ratings or Alternative Means described above resulted in technical noncompliance with the relevant transaction agreements, Management believes that such technical noncompliance does not have a material impact on either (i) the Company’s ability to master service the transactions itself, or through its agent, in accordance with the transaction agreements, or (ii) the securities issued in connection with the related transactions or the investors holding such securities.

The identified instance did not involve the servicing of the assets backing the asset-backed securities covered in this Form 10-K.

Computershare Trust Company, National Association

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by the Computershare Trust Company, National Association (the “Company”) for its master servicing platform discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance by the Company

Management’s assessment of compliance with the Applicable Servicing Criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB for the Period, disclosed that a material instance of noncompliance occurred with respect to the servicing criterion set forth in Item 1122(d)(2)(v) as follows:

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

Management’s Discussion of the Material Instance of Noncompliance

1122(d)(2)(v) – Maintenance of Custodial Accounts:

a)

The transaction agreements for the Company’s RMBS Master Servicing Platform transactions require the institutions maintaining custodial accounts for each transaction to satisfy certain eligibility criteria. Generally, such eligibility criteria can be satisfied if the institution holding the account either (i) possesses requisite long and/or short-term credit ratings from the specified rating agency(ies) (collectively, the “Requisite Ratings”), or (ii) satisfies one of the other alternative means of establishing account eligibility (collectively, “Alternative Means”). For the Period, Management has determined that certain custodial accounts held at Wells Fargo for certain transactions in the Company’s RMBS Master Servicing Platform were not maintained “as set forth in the transaction agreements” because (i) Wells Fargo’s or Wells Fargo’s holding company, as applicable, long and/or short-term issuer ratings during the Period were lower than the related Requisite Ratings thresholds for such transactions, and (ii) there was no Alternative Means during the Period to satisfy account eligibility requirements for such transactions.

b)

In December 2019, for approximately 1,200 transactions that were on Wells Fargo’s RMBS master servicing platform at the time, the Corporate Trust Services division of Wells Fargo sent notices to investors and certain transaction parties, including trustees, stating that there was, or could be, account eligibility noncompliance for such transactions (the “December 2019 Notice”). Based on its review, management for the Corporate Trust Services division of Wells Fargo concluded in its 2019 and 2020 Assessments of Compliance with Applicable Servicing Criteria for its RMBS master servicing platform that the scope of (i.e. number of impacted transactions with) account eligibility noncompliance for its RMBS master servicing platform was less than half of the approximately 1,200 RMBS master servicing platform transactions listed on the December 2019 Notice.

c)

Management believes that, as of the end of the Period, less than one third of the 1,435 RMBS Master Servicing transactions listed on Appendix A to this 2021 Assessment of Compliance with Applicable Servicing Criteria have account eligibility noncompliance. During the Period, in response to questions it received from some trustees for some transactions with account eligibility noncompliance, the Company provided information to such trustees on the status of remediating transactions with account eligibility noncompliance. With the purchase of the Corporate Trust Services division from Wells Fargo on November 1, 2021, Computershare, either as Wells Fargo’s agent or as successor to Wells Fargo’s master servicing role (when and if such succession occurs), has taken responsibility for remediating RMBS Master Servicing Platform transactions with account eligibility noncompliance since, in either capacity, it is performing the activities related to Item 1122(d)(2)(v). The Company is currently pursuing action to remediate the account eligibility noncompliance for the affected transactions in the RMBS Master Servicing Platform.

d)

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

Item 15. Exhibits and Financial Statement Schedules.

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

(33)	Reports on Assessment of Compliance with servicing criteria for asset-backed issuers

33.1 Wells Fargo Bank, N.A., as Master Servicer

33.1a Computershare Trust Company, N.A., as Sub-Contractor for Wells Fargo Bank, N.A., as Master Servicer

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

33.5a Computershare Trust Company, N.A., as Sub-Contractor for Wells Fargo Bank, N.A., as Custodian

(34)	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities

34.1 Wells Fargo Bank, N.A., as Master Servicer

34.1a Computershare Trust Company, N.A., as Sub-Contractor for Wells Fargo Bank, N.A., as Master Servicer

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

34.3 Redwood Residential Acquisition Corporation, as Servicing Administrator

34.4 Citibank, N.A., as Securities Administrator and Paying Agent

34.5 Wells Fargo Bank, N.A., as Custodian

34.5a Computershare Trust Company, N.A., as Sub-Contractor for Wells Fargo Bank, N.A., as Custodian

(35)	Servicer Compliance Statement

35.1 Wells Fargo Bank, N.A., as Master Servicer

35.1a Computershare Trust Company, N.A., as Sub-Contractor for Wells Fargo Bank, N.A., as Master Servicer

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

Date: March 30, 2022