Form 10-K
period 2025-12-31
Sequoia Mortgage Trust 2013-6
filed 2026-03-31
CIK 1574593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

(31)	Rule 13a-14(d)/15d-14(d) Certification

(33)	Reports on Assessment of Compliance with servicing criteria for asset-backed issuers

	33.1	Computershare Trust Company, National Association., as Master Servicer

	33.2	Cenlar FSB, as Servicer

	33.2a	CoreLogic Tax Services, LLC (“CoreLogic”), as Sub-Contractor for Cenlar FSB, as to Item 1122(d)(4)(xi)

	33.2b	American Security Insurance Company, Standard Guaranty Insurance Company and TrackSure Insurance Agency, Inc. (collectively, “Assurant”), as Sub-Contractor for Cenlar FSB, as to Item 1122(d)(4)(xi)

	33.3	Redwood Residential Acquisition Corporation, as Servicing Administrator

	33.4	Citibank, N.A., as Securities Administrator and Paying Agent

	33.5	Computershare Trust Company, National Association, as Custodian

(34)	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities

	34.1	Computershare Trust Company, National Association, as Master Servicer

	34.2	Cenlar FSB, as Servicer

	34.2a	CoreLogic Tax Services, LLC (“CoreLogic”), as Sub-Contractor for Cenlar FSB, as to Item 1122(d)(4)(xi)

	34.2b	American Security Insurance Company, Standard Guaranty Insurance Company and TrackSure Insurance Agency, Inc. (collectively, “Assurant”), as Sub-Contractor for Cenlar FSB, as to Item 1122(d)(4)(xi)

	34.3	Redwood Residential Acquisition Corporation, as Servicing Administrator

	34.4	Citibank, N.A., as Securities Administrator and Paying Agent

	34.5	Computershare Trust Company, National Association, as Custodian

(35)	Servicer Compliance Statement

	35.1	Computershare Trust Company, National Association, as Master Servicer

	35.2	Cenlar FSB, as Servicer

	35.3	Redwood Residential Acquisition Corporation, as Servicing Administrator

	35.4	Citibank, N.A., as Securities Administrator and Paying Agent
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

Date: March 30, 2026